Form 10-K
period 2000-09-30
OMI TRUST 1999 E
filed 2000-12-28
CIK 1101182

/------------------------------/
                                                /        OMB APPROVAL          /
                                                /------------------------------/
                                                / OMB Number         3235-0063 /
                                                / Expires:      June 30, 1997  /
                                                / Estimated average burden     /
                                                / hours per response ..1711.00 /
                                                /------------------------------/

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 2000
                          ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from _________ to _________________


Commission file number  333-72621-02
                        ------------
                                OMI TRUST 1999-E
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                             233023541
-------------------------------------                           -------------
  State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization


c/o Chase Manhattan Trust Co.
Global Trust
Attention:  Judy Wisniewski
One Liberty Place, Suite 5210 1650 Market St Philadelphia, PA           19103
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (215) 988-1322
                                                    -------------


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI Trust 1999-E
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1999-E

                                    FORM 10-K
                                      INDEX


PART I.

     Item 1.             Business
     Item 2.             Properties
     Item 3.             Legal Proceedings
     Item 4.             Submission of Matters to a Vote of Security Holders

PART II.

     Item 1.             Market for Registrant's Common Equity and Related
                         Stockholder Matters
     Item 2.             Selected Financial Data
     Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 4.             Financial Statements and Supplementary Data
     Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

     Item 1.             Directors and Executive Officers of the Registrant
     Item 2.             Executive Compensation
     Item 3. Security Ownership of Certain Beneficial Owners and Management
     Item 4.             Certain Relationships and Related Transactions

PART IV.

     Item 1.             Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I

Item 1.    Business.

                  Not Applicable.

Item 2.    Properties.

                  Not Applicable.

Item 3.    Legal Proceedings.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           At the end of the Registrant's fiscal year, there were a total of 14 holders of the Registrant's Series 1999-E Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class M-1, Class M-2, Class B-1, Class B-2 (collectively, the "Certificates").

Item 6.    Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.   Executive Compensation.

                  Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

                  Not Applicable.

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  Exhibits

                  99.1  Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                  Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OMI TRUST 1999-E, Registrant

                                By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                         as servicer


Dated:  December 19, 2000                  /s/ Earl C Brewer, Jr
                                         --------------------------------
                                            Earl C Brewer, Jr
                                            Vice President

                 INDEX OF EXHIBITS

                                                           Page of Sequentially
                                                             Numbered Pages


   99.1     Annualized Remittance Report.

   99.2     Annual Report of Registrant's Independent Certified
   Public Accountants as Required by Section 3.13(b) of Oakwood
   Mortgage Investors, Inc.'s Standard Terms to Pooling and
   Servicing Agreement (May 1999 Edition).

   99.3     Servicer's  Annual  Compliance  Statement  as  Required  by
   Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)